Form 10QSB
period 1999-09-30
CDT INC
filed 2000-03-29
CIK 1103011

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                 Commission File Number 000-28869

                            CDT, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-1411114
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

      1037 East 3300 South #203, Salt Lake City, Utah 84106
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 467-6715

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                Outstanding as of September 30, 1999

Common Stock, $.001 par value           1,071,000


                        TABLE OF CONTENTS

Heading                                                    Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- September 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . . . .          4

          Statements of Operations -- three and nine
            months ended September 30, 1999 and 1998 . . . . . . .          5

          Statements of Stockholders' Equity . . . . . . . . . . .          6

          Statements of Cash Flows -- three and nine
            months ended September 30, 1999 and 1998 . . . . . . .          7

          Notes to Financial Statements  . . . . . . . . . . . . .          8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         10

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         13

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         14



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                            CDT, INC.


                       FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998











                           C D T INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                          September 30,  December 31,
                                              1999           1998
                                           (Unaudited)
CURRENT ASSETS

 Cash                                     $   2,840       $   3,065

  Total Current Assets                        2,840           3,065

  TOTAL ASSETS                            $   2,840       $   3,065


              LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable                         $    -          $    -

  Total Current Liabilities                    -               -

STOCKHOLDERS' EQUITY

 Common stock authorized: 25,000,000 common
  shares at $0.001 par value; 1,071,000 shares
  issued and outstanding                      1,071           1,071
 Capital in excess of par value               3,213           3,213
 Deficit accumulated during the development
  stage                                      (1,444)         (1,219)

  Total Stockholders' Equity                  2,840           3,065

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                $   2,840        $  3,065

                             C D T INC.
                   (A Development Stage Company)
                      Statements of Operations
                            (Unaudited)


                                                                       From
                                                                    Inception on
                                  For the              For the         April 6,
                            Three Months Ended    Nine Months Ended 1990 Through
                               September 30,         September 30, September 30,
                              1999       1998       1999       1998      1999
REVENUES                  $     -    $     -    $     -    $     -    $    -

EXPENSES

  General and administrative    -          -           225         85     1,444

   Total Expenses               -          -           225         85     1,444

LOSS FROM OPERATIONS            -          -          (225)       (85)   (1,444)

NET LOSS                  $     -    $     -    $     (225) $     (85) $ (1,444)

BASIC LOSS PER SHARE      $    0.00  $   0.00   $    (0.00) $   (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES                1,071,000 1,071,000    1,071,000  1,071,000



                                C D T INC.
                      (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
        From Inception on April 6, 1990 Through September 30, 1999

                                                                   Deficit
                                                                 Accumulated
                                                      Additional During the
                                       Common Stock     Paid-in  Development
                                      Shares   Amount   Capital     Stage

Balance at inception on April 6, 1990    -     $  -     $  -     $   -

Common stock issued for cash at
 $0.004 per share                   1,060,000    1,060    3,180      -

Common stock issued to directors
 at $0.004 per share                    9,000        9       27      -

Common stock issued for services
 at $0.004 per share                    2,000        2        6      -

Net loss from inception on April 6, 1990
 through December 31, 1995               -        -        -         (914)

Balance, December 31, 1995          1,071,000    1,071    3,213      (914)

Net loss for the year ended
 December 31, 1996                       -        -        -         (135)

Balance, December 31, 1996          1,071,000    1,071    3,213    (1,049)

Net loss for the year ended
 December 31, 1997                       -        -        -          (85)

Balance, December 31, 1997          1,071,000    1,071    3,213    (1,134)

Net loss for the year ended
 December 31, 1998                       -        -        -          (85)

Balance, December 31, 1998          1,071,000    1,071    3,213    (1,219)

Net loss for the nine months ended
 September 30, 1999 (unaudited)          -        -        -         (225)

Balance, September 30, 1999
 (unaudited)                        1,071,000  $ 1,071  $ 3,213  $ (1,444)




                               C D T INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)


                                                                      From
                                                                   Inception on
                                       For the        For the        April 6,
                              Three Months Ended Nine Months Ended  1990 Through
                                   September 30     September 30,  September 30,
                                   1999    1998      1999    1998      1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                        $  -    $  -    $  (225) $   (85) $ (1,444)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Issuance of stock for services    -       -       -        -           44

    Net Cash (Used) by Operating
     Activities                      -       -       (225)     (85)   (1,400)

CASH FLOWS FROM INVESTING
 ACTIVITIES                          -       -       -        -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Net stock offering proceeds        -       -       -        -        4,240

   Net Cash Provided by Financing
    Activities                       -       -       -        -        4,240

NET INCREASE (DECREASE) IN
 CASH                                -       -       (225)     (85)    2,840

CASH AT BEGINNING OF PERIOD         2,840   3,065   3,065    3,150      -

CASH AT END OF PERIOD             $ 2,840 $ 3,065 $ 2,840  $ 3,065  $  2,840

CASH PAYMENTS FOR:

  Income taxes                    $  -    $  -    $  -     $  -     $   -
  Interest                        $  -    $  -    $  -     $  -     $   -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt    $  -    $  -    $  -     $  -     $   -



                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Organization

  C D T Inc. (the "Company") was organized April 6, 1990 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No.7.

  b.  Provision for Taxes

  At September 30, 1999, the Company had net operating loss carryforwards of approximately $1,400 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

  c.  Accounting Method

  The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

  d.  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  e.  Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  f.  Basic Loss Per Share

  Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

  g. Revenue Recognition

  The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operation begin.

  h.  Unaudited Financial Statements

  The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.



                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 1999 and December 31, 1998

NOTE 2 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company, in the interim it has committed to meeting the Company's minimal operating expenses.





Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     CDT, Inc. (the "Company") is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception.

     It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     The costs and expenses associated with the preparation and filing of its registration statement on Form 10-SB in January 2000 have been paid for by an advance from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

     At September 30, 1999 and December 31, 1998, the Company had total assets consisting of cash of $2,840 and $3,065, respectively. Total liabilities at September 30, 1999 and December 31, 1998 were $0 for both dates.

     The Company has not had any significant revenues since its inception. For the nine months ended September 30, 1999, the Company's total expenses were $225 compared to $85 dollars for the 1998 period. The Company had no expenses for the three month periods ended September 30, 1999 and 1998.

     No revenues are anticipated prior to the Company consummating an acquisition or merger agreement and, during this period of time, the Company anticipates its expenses to be level.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.




Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    The Company has accumulated approximately $1,400 of net operating loss carryforwards as of September 30, 1999, which may be offset against taxable income and income taxes through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or three month period ended September 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    Because the Company currently does not have any operations except for its search for viable business opportunities, it does not own or use any computer equipment. The Company does not anticipate doing a full assessment of the potential Year 2000 issue until it has made an acquisition of or merged with an operating entity. The Company does not believe that the cost of addressing the issue will have a material adverse impact on its financial position. Further, the Company believes that no third parties with whom it may have a material relationships will be materially affected by the Year 2000 issues.

Risk Factors and Cautionary Statements

    This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.



                             PART II

Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities and Use of Proceeds

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CDT, INC.



Date:  March 29, 2000             By:  /S/ Robert F. Gallagher
                                       Robert R. Gallagher
                                       C.E.O., C.F.O., President
                                       and Director




Date:  March 29, 2000             By: /S/ George S. Whiting
                                      George S. Whiting
                                      Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting
                                        Officer)