Form 10KSB
period 1999-12-31
CDT INC
filed 2000-03-29
CIK 1103011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                Commission File Number   000-28869

                            CDT, INC.
          (Name of small business issuer in its charter)

            Nevada                               87-1411114
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

      1037 East 3300 South #203, Salt Lake City, Utah 84106
       (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 467-6715

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

     State the issuer's revenues for its most recent fiscal year.
$ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class               Outstanding as of Decmber 31, 1999
     Common Stock, Par Value $.001             1,071,000

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]



                            CDT, INC.

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .           10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           10

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .           10

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           10

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           13

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           17

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           26

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           26

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           28

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           29

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           29

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           29

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           30






                              PART I

Item 1.  Description of Business

Business Development

    CDT Inc. (the "Company") was organized on April 6, 1990, under the laws of the State of Nevada. Since its inception, the Company has not engaged in any material business operations. Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having minimal assets and no operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

    In January 2000, the Company voluntarily filled a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. Further, management believes that this could possibly make the Company more attractive to an operating business opportunity as a potential merger or acquisition
candidate.   As a result of filing its registration statement, the
Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

    The Company's principal executive offices are located at 1037
East 3300 South #203, Salt Lake City, Utah 84106, and its telephone number is (801) 467-6715.

Business of Issuer

    The Company has no operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

    Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider.
Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

    Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.

    If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would like to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.
Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

    Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.




    Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

    Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.
Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

    Because of the Company's current situation, having minimal assets and no operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S under the Securities Act of 1933, as amended (the "Act"), to raise any funds prior to consummation of a merger or acquisition. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

    In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

    Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest.
Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Nevada law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, the Company will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

    Under the corporation laws of the State of Nevada, shareholders of the Company may be entitled to assert dissenters' rights if the Company acquires or merges with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the shareholders is required under applicable Nevada law. Also, shareholders will be entitled to dissenters' rights if the Company enters into a share exchange if the Company's shares are to be acquired. A shareholder who is entitled to assert dissenter's rights and obtain of the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or the Company. A dissenting shareholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, the Company must give notice to all shareholders who delivered to the Company their written notice of dissent.

Competition

    Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    The Company is currently using as its principal place of business the personal offices of a principal shareholder, James R. Glavas, located in Salt Lake City, Utah. These facilities are shared with other businesses. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.



Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

Item 2.  Description of Property

    The Company does not own any material property.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company intends to make an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board.
The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Although the Company intends to submit its application to the OTC Bulletin Board, the Company does not anticipate its shares to be traded in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. The Company's common stock has not traded in a public market.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.



    As of March 13, 2000 there were 38 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

    Of the Company's total outstanding shares, 510,500 shares may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. A controlling shareholder is considered to be a person owning ten percent (10%) or more of the Company's total outstanding shares, or is otherwise an affiliate of the Company. Of these 510500 shares, the Company has not identified any shares as being held by affiliates of the Company.

    A total of 560,500 shares are considered restricted securities and are presently held by affiliates and/or controlling shareholders of the Company. All of these 560,500 restricted shares are presently eligible for sale pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144. The balance of the outstanding restricted shares may not be sold or otherwise transferred unless pursuant to an effective registration statement under the Act, or an appropriate exemption therefrom.

    Available corporate records indicate that the Company did not file a registration statement with the Commission in connection with the issuance of any of its outstanding shares of commons stock. In the absence of any evidence that the Company ever filed a registration statement with the Commission or with any other agency relating to the issuance of shares, it is concluded that all shares were issued as restricted securities. Available corporate records indicate that all of the Company's issued and outstanding shares of common stock were issued between 1988 and 1998 in various private, isolated transactions. The Company has relied upon the exemption provided by Section 4(2) of the Act in the issuance of all of its shares. No private placement memorandum was used in relation to the issuance of shares.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    The Company is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception. The costs and expenses associated with the preparation and filing of the Company's registration statement on Form 10-SB have been paid for by an advance from a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Net Operating Loss

    The Company has accumulated approximately $3,400 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.
In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB")has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

    The FASB has also issued SFAS No. 130, "Reporting
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Inflation

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.


















                           C D T INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                   December 31, 1999 and 1998












                INDEPENDENT AUDITORS' REPORT


      Board of Directors
      C D T Inc.
      Salt Lake City, Utah


      We have audited the accompanying balance sheet of C D T Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and 1998 and from inception on April 6, 1990 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C D T Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year ended
      December 31, 1999 and 1998 and from inception on April 6, 1990 through December 31, 1999, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      Jones, Jensen & Company
      Salt lake City, Utah
      February 26, 2000


                           C D T INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                                December 31,
                                                                  1999

CURRENT ASSETS

 Cash                                                           $     819

  Total Current Assets                                                819

  TOTAL ASSETS                                                  $     819


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                               $      51

  Total Current Liabilities                                            51

  Total Liabilities                                                    51

STOCKHOLDERS' EQUITY

 Common stock, $0.001 par value, 25,000,000 shares
  authorized; 1,071,000 shares issued and outstanding               1,071
 Additional paid-in capital                                         3,213
 Deficit accumulated during the development stage                  (3,516)

  Total Stockholders' Equity                                          768

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                      $     819


                           C D T INC.
                 (A Development Stage Company)
                    Statements of Operations

                                                                    From
                                                                Inception on
                                                                  April 6,
                                         For the Years Ended    1990 Through
                                             December 31,       December 31,
                                          1999         1998         1999

REVENUES                                $    -       $   -       $    -

EXPENSES

 General and administrative                 2,297         85         3,516

  Total Expenses                            2,297         85         3,516

LOSS FROM OPERATIONS                       (2,297)       (85)       (3,516)

NET LOSS                                $  (2,297)   $   (85)    $  (3,516)

BASIC LOSS PER SHARE                    $   (0.00)   $ (0.00)


                           C D T INC.
                 (A Development Stage Company)
               Statements of Stockholders' Equity
   From Inception on April 6, 1990 through December 31, 1999


                                                                      Deficit
                                                                    Accumulated
                                                         Additional During the
                                           Common Stock     Paid-in Development
                                         Shares    Amount   Capital   Stage

Balance at inception on April 6, 1990        -     $  -     $  -     $   -

Common stock issued for cash at
 $0.004 per share                       1,060,000    1,060    3,180      -

Common stock issued to directors
 at $0.004 per share                        9,000        9       27      -

Common stock issued for services
 at $0.004 per share                        2,000        2        6      -

Net loss from inception on April 6, 1990
 through December 31, 1995                   -        -        -         (914)

Balance, December 31, 1995              1,071,000    1,071    3,213      (914)

Net loss for the year ended
 December 31, 1996                           -        -        -         (135)

Balance, December 31, 1996              1,071,000    1,071    3,213    (1,049)

Net loss for the year ended
 December 31, 1997                           -        -        -          (65)

Balance, December 31, 1997              1,071,000    1,071    3,213    (1,134)

Net loss for the year ended
 December 31, 1998                           -        -        -          (85)

Balance December 31, 1998               1,071,000    1,071    3,213    (1,219)

Net loss for the year ended
 December 31, 1999                           -        -        -       (2,297)

Balance, December 31, 1999              1,071,000  $ 1,071  $ 3,213  $ (3,516)



                           C D T INC.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                                                  From
                                                               Inception on
                                                                 April 6,
                                          For the Years Ended  1990 Through
                                              December 31,      December 31,
                                            1999        1998       1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                                $ (2,297)   $   (85)   $ (3,516)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Common stock issued for services           -          -             44
 Changes in operating assets and
  liabilities:
  Increase in accounts payable                 51       -             51

   Net Cash Used by Operating
    Activities                             (2,246)       (85)     (3,421)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -          -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Net stock offering proceeds                 -          -          4,240

   Net Cash Provided by Financing
    Activities                               -          -          4,240

INCREASE (DECREASE) IN CASH                (2,246)       (85)        819

CASH AT BEGINNING OF PERIOD                 3,065      3,150        -

CASH AT END OF PERIOD                    $    819    $ 3,065     $   819

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

 Taxes                                   $   -       $  -        $  -
 Interest                                $   -       $  -        $  -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services        $   -       $  -        $    44


                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Organization

  C D T Inc. (the "Company") was organized April 6, 1990 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No.7.

  b.  Provision for Taxes

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $3,400 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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



                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   December 31, 1999 and 1998


NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  f.  Basic Loss Per Share

                              For the Year Ended
                               December 31, 1999
                              Loss      Shares        Per Share
                         (Numerator) (Denominator)      Amount

  Net loss               $  (2,297)     1,071,000    $   (0.00)

                              For the Year Ended
                               December 31, 1998
                             Loss       Shares        Per Share
                         (Numerator) (Denominator)      Amount

  Net loss               $     (85)     1,071,000    $    (0.00)

  Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

  g.  Revenue Recognition

  The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 -GOING CONCERN

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





      Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

          Not applicable.

                                 PART III

      ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The executive officers and directors of the Company are as follows:

      Name                     Age            Position
      Robert F. Gallagher       71        President, Chief Executive
                                          Officer and Director
      Frank Zigrossi            52        Vice President and Director
      George S. Whiting         62        Secretary / Treasurer
                                          and   Director
      ___________________________

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

         Presently, none of the Company's directors are directors of any other "shell" or "blank check" companies or other corporations that are actively pursuing acquisitions or mergers. The following is a summary of the past involvement by management in other shell or blank check companies for the past three years.

         From 1996 to 1997, Robert F. Gallagher, the Company's President and a director, was the President and a director of Indwest, Inc., a shell or blank check company, incorporated in Utah on August 20, 1981. In 1997, Indwest, Inc. merged with Medi-Hut Co., Inc., a medical products company ("Medi-Hut").
      At the time of the merger, Medi-Hut had only nominal assets and was developing certain medical products. Presently, its shares are traded on the OTC Bulletin Board as Medi-Hut Co., Inc. (trading symbol "MHUT"), closing at $2.625 on January 11, 2000.

         In the aforementioned merger, restricted securities were issued, none of which were subject to a registration statement. Mr. Gallagher resigned as a director and executive officer of Indwest, Inc. in 1997 and did not have any affiliation with the successor company after the business combination. Mr. Gallagher did not receive consideration in connection with the merger.

         No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

         All of the Company's present directors have other full-time employment and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

         Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

         In connection with the preparation and filing of the Company's registration statement, one of the Company's shareholders, James R. Glavas, has advanced funds to the Company to pay for certain legal and professional fees related to the registration statement. Although, as of the date hereof there is no agreement or arrangement for Mr. Glavas to provide additional funds, the Company is not precluded from approaching Mr. Glavas or any other shareholder and requesting additional financial assistance. Because such additional funding is only speculative at this time, the Company has not developed any criteria or plans related to this funding.

         The business experience of each of the persons listed above during the past five years is as follows:

         Robert F. Gallagher, age 71, received a Masters Degree in Social Work and Recreation from the University of California at Berkeley. Presently, and for the past ten years, Mr. Gallagher has been a health care consultant to hospitals and long-term care facilities for Medicare and Medicade. He is also a licensed Clinical Social Worker in Utah and California.

         Frank Zigrossi, age 52, received a BA Degree in English and Political Science from the University of Utah in 1998. He also received a Masters Degree in English from the University of Utah in 1974. Presently, and for the past 30 years, Mr. Zigrossi has been an English and History teacher in the Salt Lake City School District.

         George S. Whiting, age 62, graduated from the University of Utah in 1967 with a B.S. Degree in Composite Health, Physical Education and Recreation. Presently, and since 1990, he has been the assistant manager for the Host Marriott at the Salt Lake City Airport. From 1971 to 1990, Mr. Whiting was the owner of Judd's Lounge, Judd's Tall Tales, and Judd's Frontier Club, all located in Salt Lake City.

      Section 16(a) Beneficial Ownership Reporting Compliance

         Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Commission.

      Item 10.  Executive Compensation

         The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1999 and 1999. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.




      Item 11.  Security Ownership of Certain Beneficial Owners and
                Management

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

        Name and Address             Amount and Nature of       Percent
      of Beneficial Owner            Beneficial Ownership      of Class(1)
      Robert F. Gallagher*                 100,000                9.3%
        2714 Pebbleglen Circle
        Salt Lake City, UT 84109
      George S. Whiting*                   100,000                9.3%
        3611 South 805 East #76
        Salt Lake City, UT 84115
      Frank Zigrossi*                          500                 .05%
        5777 Waterbury
        Salt Lake City, UT 84121
      Arthur Bixby                         120,000               11.2%
        1207 Lost Creek Apt.
        Murray, UT 84107
      Bud Blatnick                         100,000                9.3%
        9 East Washington Street
        Murray, UT 84107
      Cindy Dow                            120,000               11.2%
        463 Havasu
        Tooele, UT 84074
      James R. Glavas*                     120,000               11.2%
        4455 South 700 East #107
        Salt Lake City, UT 84107
      All directors and officers           200,500               18.7%
        a group (3 persons)

           *   Director and/or executive officer
      Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

          (1) Based upon 1,071,000 shares of common stock outstanding on March 13, 2000.

      Item 12. Certain Relationships and Related Transactions

          During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family


          The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

          In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors.

                                  PART V

      Item 13. Exhibits and Reports on Form 8-K

          (a)  Exhibits

              *2(i) Articles of Incorporation filed as Exhibit to Form 10-SB.

              *2(ii)     By-Laws filed as Exhibit to Form 10-SB.

              *4         Specimen Stock Certificate filed as
                         Exhibit to Form 10-SB.

               27        Financial Data Schedule
               - - - - -
          * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

          (b)  Reports on Form 8-K

                                  None


                                SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange
      Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CDT, Inc.



                                         BY: /S/ Robert F. Gallagher
                                              Robert R. Gallagher
                                              President and Director
      Dated:  February 29, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Title                    Date


                                   President and       February 29, 2000
       /S/ Robert F. Gallagher     Director (C.F.O.)
         Robert F. Gallagher


                                   Secretary/Treasurer February 29, 2000
       /S/ George S. Whiting       and Director
           George S. Whiting       (Principal Accounting Officer)