Form 10QSB
period 2000-03-31
CDT INC
filed 2000-05-22
CIK 1103011

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class              Outstanding as of March 31, 2000

Common Stock, $.001 par value             1,071,000


                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Independent Accountants' Review Report . . . . . . . . .         4

          Balance Sheets -- March 31, 2000 and
            December 31, 1999. . . . . . . . . . . . . . . . . . .         5

          Statements of Operations -- three months ended
            March 31, 2000 and 1999. . . . . . . . . . . . . . . .         6

          Statements of Stockholders' Equity . . . . . . . . . . .         7

          Statements of Cash Flows -- three months ended
            March 31, 2000 and 1999. . . . . . . . . . . . . . . .         8

          Notes to Financial Statements  . . . . . . . . . . . . .         9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .        11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        13

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        15



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 30, 2000, have been prepared by the Company.















                            CDT, INC.


                       FINANCIAL STATEMENTS

               March 30, 2000 and December 31, 1999







             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
C D T Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of C D T Inc. as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of C D T Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 26, 2000, we expressed an unqualified opinion on those consolidated financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2000




                           C D T INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         March 31,   December 31,
                                            2000         1999
                                         (Unaudited)

CURRENT ASSETS

 Cash                                    $    783     $    819

  Total Current Assets                        783          819

  TOTAL ASSETS                           $    783     $    819


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Account payable                         $  1,827     $     51

  Total Current Liabilities                 1,827           51

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 25,000,000
  common shares at $0.001 par value;
  1,071,000 shares issued and outstanding  1,071         1,071
 Capital in excess of par value            3,213         3,213
 Deficit accumulated during the
  development stage                       (5,328)       (3,516)

  Total Stockholders' Equity (Deficit)    (1,044)          768

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                    $    783      $    819



                           C D T INC.
                 (A Development Stage company)
                    Statements of Operations

                                                          From
                                                      Inception on
                                       For the           April 6,
                                 Three Months Ended    1990 Through
                                      March 31,          March 31,
                                  2000         1999         2000

REVENUES                       $    -       $    -       $    -

EXPENSES

 General and administrative        1,812         -           5,328

  Total Expenses                   1,812         -           5,328

LOSS FROM OPERATIONS              (1,812)        -          (5,328)

NET LOSS                       $  (1,812)   $    -        $ (5,328)

BASIC LOSS PER SHARE           $   (0.00)   $    0.00

WEIGHTED AVERAGE NUMBER OF
 SHARES                        1,071,000    1,071,000



                           C D T INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)
     From Inception on April 6, 1990 Through March 31, 2000


                                                                       Deficit
                                                                     Accumulated
                                                           Additional During the
                                             Common Stock    Paid-in Development
                                           Shares    Amount  Capital     Stage

Balance at inception on April 6, 1990          -     $  -     $  -     $   -

Common stock issued for cash at
 $0.004 per share                         1,060,000    1,060    3,180      -

Common stock issued to directors
 at $0.004 per share                          9,000        9       27      -

Common stock issued for services
 at $0.004 per share                          2,000        2        6      -

Net loss from inception on April 6, 1990
 through December 31, 1995                     -        -        -         (914)

Balance, December 31, 1995                1,071,000    1,071    3,213      (914)

Net loss for the year ended
 December 31, 1996                             -        -        -         (135)

Balance, December 31, 1996                1,071,000    1,071    3,213    (1,049)

Net loss for the year ended
 December 31, 1997                             -        -        -          (85)

Balance, December 31, 1997                1,071,000    1,071    3,213    (1,134)

Net loss for the year ended
 December 31, 1998                             -        -        -          (85)

Balance, December 31, 1998                1,071,000    1,071    3,213    (1,219)

Net loss for the year ended
 December 31, 1999                             -        -        -       (2,297)

Balance, December 31, 1999                1,071,000    1,071    3,213    (3,516)

Net loss for the three months ended
 March 31, 2000                                -        -        -       (1,812)

Balance, March 31, 2000                   1,071,000  $ 1,071  $ 3,213  $ (5,328)



                               C D T INC.
                     (A Development Stage Company)
                        Statements of Cash Flows


                                                                      From
                                                                  Inception on
                                                    For the         April 6,
                                              Three Months Ended 1990 Through
                                                    March 31,      March 31,
                                                  2000     1999      2000

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                     $ (1,812)  $  -     $ (5,328)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
   Issuance of stock for services                  -         -           44
   Increase in accounts payable                   1,776      -        1,827

    Net Cash (Used) by Operating Activities         (36)     -       (3,457)

CASH FLOWS FROM INVESTING ACTIVITIES               -         -         -

CASH FLOWS FROM FINANCING ACTIVITIES

  Net stock offering proceeds                      -         -        4,240

    Net Cash Provided by Financing Activities      -         -        4,240

NET INCREASE (DECREASE) IN CASH                    -         -          783

CASH AT BEGINNING OF PERIOD                         819     3,065      -

CASH AT END OF PERIOD                           $   783   $ 3,065  $    783

CASH PAYMENTS FOR:

  Income taxes                                  $  -      $  -     $   -
  Interest                                      $  -      $  -     $   -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services              $  -      $  -     $     44



                          C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
              March 31, 2000 and December 31, 1999

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

       b.  Provision for Taxes

       At March 31, 2000, the Company had net operating loss carryforwards of approximately $5,300 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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





                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Basic Loss Per Share

                           For the Three Months Ended
                                  March 31, 2000
                               Loss         Shares       Per Share
                           (Numerator)  (Denominator)     Amount

  Net loss                  $ (1,812)     1,071,000      $  (0.00)

                           For the Three Months Ended
                                  March 31, 1999
                               Loss         Shares       Per Share
                           (Numerator)  (Denominator)     Amount

  Net loss                  $   -         1,071,000      $   0.00

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

     Management anticipates that the Company will require only nominal capital to maintain the Company's corporate viability. It is believed that necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in January 2000, have been paid for by an advance from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

     At March 30, 2000 and December 31, 1999, the Company had total assets consisting of cash of $783 and $819, respectively. Total liabilities at March 30, 2000 and December 31, 1999 were $1,827 and $51, respectively, consisting of accounts payable.

     The Company has not had any significant operations or revenues since its inception. For the three months ended March 30, 2000, the Company's total expenses were $1,812 compared to $-0- for the 1999 period. The expenses are associated with the filing of the Company's registration statement.

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

Net Operating Loss

    The Company has accumulated approximately $5,300 of net operating loss carryforwards as of March 30, 2000, which may be offset against taxable income and income taxes through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or three month period ended March 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Year 2000

    Year 2000 issues result from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. The Company does not presently own or use any computers. Through March 31, 2000, the Company is not aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it will continue to monitor the Year 2000 issues.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CDT, INC.



Date:  May 22, 2000                    By:  /S/ Robert F. Gallagher
                                                Robert R. Gallagher
                                       C.E.O., C.F.O., President
                                       and Director




Date:  May 22, 2000                    By: /S/ George S. Whiting
                                               George S. Whiting
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting Officer)