Form 10QSB
period 2000-06-30
CDT INC
filed 2000-08-18
CIK 1103011

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                Outstanding as of June 30, 2000

Common Stock, $.001 par value             1,071,000

                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Balance Sheets -- June 30, 2000 and
            December 31, 1999. . . . . . . . . . . . . . . . . . .         5

          Statements of Operations -- three and six months
            ended June 30, 2000 and 1999 . . . . . . . . . . . . .         6

          Statements of Stockholders' Equity . . . . . . . . . . .         7

          Statements of Cash Flows -- three and six months
            ended June 30, 2000 and 1999 . . . . . . . . . . . . .         8

          Notes to Financial Statements  . . . . . . . . . . . . .         9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .        11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        13

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        15

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.















                            CDT, INC.


                       FINANCIAL STATEMENTS

               June 30, 2000 and December 31, 1999

                           C D T INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                    June 30,      December 31,
                                                      2000            1999
                                                   (Unaudited)

CURRENT ASSETS

 Cash                                                $     42      $    819

  Total Current Assets                                     42           819

  TOTAL ASSETS                                       $     42      $    819


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Account payable                                     $     51      $     51

  Total Current Liabilities                                51            51

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 25,000,000 common
  shares at $0.001 par value; 2,142,000 shares
  issued and outstanding                                2,142         2,142
 Capital in excess of par value                         3,867         2,142
 Deficit accumulated during the development stage      (6,018)       (3,516)

  Total Stockholders' Equity (Deficit)                     (9)          768

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                 $     42      $    819

                               C D T INC.
                      (A Development Stage company)
                        Statements of Operations
                               (Unaudited)

                                                                        From
                                                                    Inception on
                                   For the            For the          April 6,
                            Three Months Ended    Six Months Ended  1990 Through
                                  June 30,             June 30,        June 30,
                              2000       1999       2000       1999      2000

REVENUES                 $     -     $     -    $     -     $     -    $   -

EXPENSES

 General and administrative     690        -         2,502        -       6,018

  Total Expenses                690        -         2,502        -       6,018

LOSS FROM OPERATIONS           (690)       -        (2,502)       -      (6,018)

NET LOSS                 $     (690) $     -    $   (2,502) $     -    $ (6,018)

BASIC LOSS PER SHARE     $    (0.00) $    0.00  $    (0.00) $    0.00

WEIGHTED AVERAGE NUMBER OF
 SHARES                    2,142,000  2,142,000   2,142,000  2,142,000

                               C D T INC.
                      (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)
         From Inception on April 6, 1990 Through June 30, 2000

                                                                   Deficit
                                                                 Accumulated
                                                      Additional  During the
                                        Common Stock    Paid-in  Development
                                      Shares    Amount  Capital     Stage

Balance at inception on April 6, 1990    -     $  -     $  -     $   -

Common stock issued for cash at
 $0.002 per share                   2,120,000    2,120    2,120      -

Common stock issued to directors
 at $0.002 per share                   18,000       18       18      -

Common stock issued for services
 at $0.002 per share                    4,000        4        4      -

Net loss from inception on April 6, 1990
 through December 31, 1995               -        -        -         (914)

Balance, December 31, 1995          2,142,000    2,142    2,142      (914)

Net loss for the year ended
 December 31, 1996                       -        -        -         (135)

Balance, December 31, 1996          2,142,000    2,142    2,142    (1,049)

Net loss for the year ended
 December 31, 1997                       -        -        -          (85)

Balance, December 31, 1997          2,142,000    2,142    2,142    (1,134)

Net loss for the year ended
 December 31, 1998                       -        -        -          (85)

Balance, December 31, 1998          2,142,000    2,142    2,142    (1,219)

Net loss for the year ended
 December 31, 1999                       -        -        -       (2,297)

Balance, December 31, 1999          2,142,000    2,142    2,142    (3,516)

Contributed capital (unaudited)          -        -       1,725      -

Net loss for the six months ended
 June 30, 2000 (unaudited)               -        -        -       (2,502)

Balance, June 30, 2000 (unaudited)  2,142,000  $ 2,142  $ 3,867  $ (6,018)

                               C D T INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)

                                                                       From
                                                                    Inception on
                                         For the         For the      April 6,
                                Three Months Ended Six Months Ended 1990 Through
                                          June 30,        June 30,    June 30,
                                        2000    1999     2000   1999     2000

CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                             $  (690) $  -    $(2,502) $  -    $(6,018)
 Adjustments to reconcile net loss to
  net cash  used by operating activities:
  Issuance of stock for services         -        -       -        -         44
 Changes in operating assets and
   liabilities:
  Increase (decrease) in
   accounts payable                     1,776     -      1,725     -      1,725

   Net Cash (Used) by Operating
    Activities                         (2,466)    -     (2,502)    -     (5,923)

CASH FLOWS FROM INVESTING
 ACTIVITIES                              -        -       -        -       -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Net stock offering proceeds             -        -       -        -      4,240
 Contributed capital                    1,725     -      1,725     -      1,725

   Net Cash Provided by Financing
    Activities                          1,725     -      1,725     -      5,965

NET INCREASE (DECREASE)
 IN CASH                                 (741)    -       (777)    -         42

CASH AT BEGINNING OF PERIOD               783    3,065     819    3,065    -

CASH AT END OF PERIOD                  $   42  $ 3,065  $   42  $ 3,065  $   42

CASH PAYMENTS FOR:

 Income taxes                          $  -    $  -     $  -    $  -     $  -
 Interest                              $  -    $  -     $  -    $  -     $  -

                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

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

       b.  Provision for Taxes

       At June 30, 2000, the Company had net operating loss carryforwards of approximately $5,300 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Basic Loss Per Share

                                    For the Six Months Ended
                                         June 30, 2000
                               Loss           Shares      Per Share
                           (Numerator)     (Denominator)    Amount

  Net loss                  $ (2,502)      2,142,000      $  (0.00)

                                    For the Six Months Ended
                                          June 30, 1999
                               Loss          Shares       Per Share
                           (Numerator)    (Denominator)     Amount

  Net loss                  $   -          2,142,000      $  (0.00)


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

NOTE 3 - SUBSEQUENT EVENTS

       The Company authorized a 2-for-1 forward stock split on July 3, 2000. The stock split is shown retroactively in the financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     CDT, Inc. (the "Company") is considered a development stage company with minimal assets or capital and no significant operations or income since its inception.

     Management anticipates that the Company will require only nominal capital to maintain the Company's corporate viability. Necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in January 2000, have been paid for by an advance from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

     At June 30, 2000 and December 31, 1999, the Company had total assets consisting of cash of $42 and $819, respectively. Total liabilities at both June 30, 2000 and December 31, 1999 were $51 consisting of accounts payable.

     The Company has not had any significant operations or revenues since its inception. For the three and six months ended June 30, 2000, the Company's total expenses were $690 and $2,502, respectively, compared to $-0- for the same 1999 periods. The expenses are associated with the filing of the Company's registration statement and related professional fees.

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

Net Operating Loss

    The Company has accumulated approximately $5,300 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or six month period ended June 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended June 30, 2000.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CDT, INC.



Date:  August 18, 2000            By:  /S/ Robert F. Gallagher
                                       Robert R. Gallagher
                                       C.E.O., C.F.O., President
                                       and Director




Date:  August 18, 2000            By: /S/ George S. Whiting
                                      George S. Whiting
                                      Secretary/Treasurer,  and
                                      Director
                                      (Principal Accounting
                                       Officer)