Form 10QSB
period 2000-09-30
CDT INC
filed 2000-11-13
CIK 1103011

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                Outstanding as of September 30, 2000

Common Stock, $.001 par value           2,142,000


                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Balance Sheets -- September 30, 2000 and
            December 31, 1999. . . . . . . . . . . . . . . . . . .         5

          Statements of Operations -- three and nine months
            ended September 30, 2000 and 1999. . . . . . . . . . .         6

          Statements of Stockholders' Equity . . . . . . . . . . .         7

          Statements of Cash Flows -- three and nine months
            ended September 30, 2000 and 1999. . . . . . . . . . .         8

          Notes to Financial Statements  . . . . . . . . . . . . .         9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .        11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        13

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        15


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.















                            CDT, INC.

                       FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999








                           C D T INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                        September 30,   December 31,
                                            2000            1999
                                         (Unaudited)

CURRENT ASSETS

 Cash                                    $      6        $    819

  Total Current Assets                          6             819

  TOTAL ASSETS                           $      6        $    819


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Account payable                         $    514        $     51

  Total Current Liabilities                   514              51

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 25,000,000 common
  shares at $0.001 par value; 2,142,000
  shares issued and outstanding             2,142           2,142
 Capital in excess of par value             4,490           2,142
 Deficit accumulated during the
  development stage                        (7,140)         (3,516)

  Total Stockholders' Equity (Deficit)       (508)            768

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                     $      6        $    819


                               C D T INC.
                      (A Development Stage company)
                        Statements of Operations
                               (Unaudited)

                                                                      From
                                                                   Inception on
                                   For the              For the      April 6,
                             Three Months Ended   Nine Months Ended 1990 Through
                                September 30,        September 30, September 30,
                               2000       1999      2000        1999     2000

REVENUES                   $    -      $   -     $   -      $    -     $   -

EXPENSES

 General and administrative    1,122       -         3,624        225     7,140

  Total Expenses               1,122       -         3,624        225     7,140

LOSS FROM OPERATIONS          (1,122)      -        (3,624)      (225)   (7,140)

NET LOSS                   $  (1,122) $    -     $  (3,624) $    (225) $ (7,140)

BASIC LOSS PER SHARE       $   (0.00) $    0.00  $   (0.00) $   (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES                    2,142,000  2,142,000  2,142,000  2,142,000




                               C D T INC.
                      (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)
       From Inception on April 6, 1990 Through September 30, 2000


                                                                    Deficit
                                                                  Accumulated
                                                      Additional   During the
                                       Common Stock     Paid-in   Development
                                     Shares    Amount   Capital      Stage

Balance at inception on April 6, 1990    -     $  -     $  -     $   -

Common stock issued for cash at
 $0.002 per share                   2,120,000    2,120    2,120      -

Common stock issued to directors
 at $0.002 per share                   18,000       18       18      -

Common stock issued for services
 at $0.002 per share                    4,000        4        4      -

Net loss from inception on April 6, 1990
 through December 31, 1995               -        -        -         (914)

Balance, December 31, 1995          2,142,000    2,142    2,142      (914)

Net loss for the year ended
 December 31, 1996                       -        -        -         (135)

Balance, December 31, 1996          2,142,000    2,142    2,142     (1,049)

Net loss for the year ended
 December 31, 1997                       -        -        -           (85)

Balance, December 31, 1997          2,142,000    2,142    2,142     (1,134)

Net loss for the year ended
 December 31, 1998                       -        -        -           (85)

Balance, December 31, 1998          2,142,000    2,142    2,142     (1,219)

Net loss for the year ended
 December 31, 1999                       -        -        -        (2,297)

Balance, December 31, 1999          2,142,000    2,142    2,142     (3,516)

Contributed capital (unaudited)          -        -       2,348       -

Net loss for the nine months ended
 September 30, 2000 (unaudited)          -        -        -        (3,624)

Balance, September 30, 2000
 (unaudited)                        2,142,000  $ 2,142  $ 4,490   $ (7,140)





                               C D T INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)

                                                                       From
                                                                    Inception on
                                        For the          For the     April 6,
                               Three Months Ended Nine Months Ended 1990 Through
                                     September 30,   September 30, September 30,
                                      2000    1999    2000     1999    2000


CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                            $(1,122) $ -    $(3,624) $ (225)   $(7,140)
 Adjustments to reconcile net loss to
  net cash  used by operating activities:
  Issuance of stock for services        -       -       -       -            44
 Changes in operating assets and
   liabilities:
  Increase (decrease) in
   accounts payable                      463    -        463    -           514

   Net Cash (Used) by Operating
    Activities                          (659)   -     (3,161)   (225)    (6,582)

CASH FLOWS FROM INVESTING
 ACTIVITIES                             -       -       -       -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Net stock offering proceeds            -       -       -       -         4,240
 Contributed capital                     623    -      2,348    -         2,348

   Net Cash Provided by Financing
    Activities                           623    -      2,348    -         6,588

NET INCREASE (DECREASE)
 IN CASH                                 (36)   -       (813)   (225)         6

CASH AT BEGINNING OF PERIOD               42   3,065     819   3,065       -

CASH AT END OF PERIOD                 $    6  $3,065 $     6  $2,840   $      6

CASH PAYMENTS FOR:

 Income taxes                         $ -     $ -    $  -     $ -      $   -
 Interest                             $ -     $ -    $  -     $ -      $   -



                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

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

       b.  Provision for Taxes

       At September 30, 2000, the Company had net operating loss carryforwards of approximately $7,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999


NOT 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Basic Loss Per Share

                                 For the Nine Months Ended
                                    September 30, 2000
                               Loss       Shares    Per Share
                          (Numerator) (Denominator)   Amount

  Net loss                  $ (3,624)   2,142,000   $ (0.00)

                                For the Nine Months Ended
                                    September 30, 1999
                             Loss        Shares     Per Share
                          (Numerator) (Denominator)  Amount

  Net loss                  $   (225)  1,071,000   $ (0.00)


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

     CDT, Inc. (the "Company") is a development stage company with minimal assets or capital and no significant operations or income since its inception.

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

     At September 30, 2000 and December 31, 1999, the Company had total assets consisting of cash of $6 and $819, respectively.
Total liabilities at September 30, 2000 and December 31, 1999 were $514 and $51, respectively, consisting of accounts payable.

     The Company has not had any significant operations or revenues since its inception. For the three and nine months ended September 30, 2000, the Company's total expenses were $1,122 and $3,624, respectively, compared to $-0- and $225 for the same 1999 periods. The expenses are associated with the filing of the Company's registration statement and related professional fees.

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

Net Operating Loss

    The Company has accumulated approximately $7,000 of net operating loss carryforwards as of September 30, 2000, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or nine month period ended September 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 2000.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CDT, INC.



Date:  November 13, 2000               By:  /S/ Robert F. Gallagher
                                           Robert R. Gallagher
                                           C.E.O., C.F.O., President
                                           and Director




Date:  November 13, 2000               By: /S/ George S. Whiting
                                           George S. Whiting
                                           Secretary/Treasurer,  and
                                           Director
                                           (Principal Accounting Officer)