Form 10KSB
period 2000-12-31
CDT INC
filed 2001-04-17
CIK 1103011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                         Outstanding as of March 31, 2001
Common Stock, Par Value $.001                     2,150,000

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]


                            CDT, INC.

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .           10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           10

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .           10

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           10

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           13

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           15

          Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           24

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           26

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           27

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           27

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           28

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           29






                              PART I

Item 1.  Description of Business

Business Development

    CDT Inc. (the "Company") was organized on April 6, 1990, under the laws of the State of Nevada. Since its inception, the Company has not engaged in any material business operations.

    The Company is currently seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having minimal assets and no operating history, ir the Company does successfully acquire or merge with an operating business opportunity, it is likely that current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Accordingly, any acquired entity must also provide audited financial statements for at least the two most recent fiscal years or, if it has been in business for less than two years, audited statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

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

    The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Accordingly, the Company's independent accountants have included in the Company's financial statements a going concern qualification footnote. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

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

    Because of the Company's lack of assets and operating history, if the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. There is also a possibility that the Company could sell securities to its management or affiliates.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company has made an initial application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board.
The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Management believes that it is most likely that the Company's shares will not be traded in the public market until such time as a merger or acquisition can be consummated. Also, future secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for its application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. The Company's common stock has not traded in a public market.

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

    As of March 31, 2001, there were 2,150,000 shares of the Company's common stock issued and outstanding. This total reflects the two shares for one share (2:1) forward stock split effected on July 3, 2000. Also as of March 31, 2001 there were 53 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

    The Company did not file a registration statement with the Commission in connection with the issuance of any of its outstanding shares of commons stock. In the absence of any evidence that the Company ever filed a registration statement with the Commission or with any other agency relating to the issuance of shares, it is concluded that all shares were issued as restricted securities. Available corporate records indicate that all of the Company's issued and outstanding shares of common stock were issued between 1988 and 2001 in various private, isolated transactions. The Company has relied upon the exemption provided by Section 4(2) of the Act in the issuance of all of its shares. No private placement memorandum was used in relation to the issuance of shares.

    The Company's outstanding shares may not be sold or otherwise transferred unless pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "1933 Act"), or an appropriate exemption therefrom. Shareholders desiring to sell or transfer their share may rely upon the exemption provided by Rule 144 of the 1933 Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Recent Sales of Unregistered Securities

    In March 2001, the Company sold an aggregate of 8,000 shares of its common stock to eight persons for cash consideration of $2,000. The proceeds are to be used for general corporate and administrative purposes. The sales were made in private isolated transactions and the Company relied upon the exemption from registration provided by Section 4(2) of the Act in connection with the sales.






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


    The Company is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception. The costs and expenses associated with the preparation and filing of the Company's registration statement and periodic reports have been paid for by an advance from a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Net Operating Loss

    The Company has accumulated approximately $10,700 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.
In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board
("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging
Activities   Deferral of the Effective Date of FASB No. 133."  SFAS
No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Company's financial statements.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have been examined to the extent indicated in their report by H J & Associates, LLC, formerly Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

















                           C D T INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                       December 31, 2000









       McGLADREY NETWORK                                 American Institute of
An Independently Owned Member                              Certified Public
       Worldwide Services                                     Accountants
  Through RSM International
                                                         Utah Association of
                                                           Certified Public
                                                              Accountants

                                                        SEC Practice Section
                                                          Private Companies
                                                           Practice Section
                     H J & ASSOCIATES, L.L.C.

           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
C D T Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheet of C D T Inc.
(a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999, and from inception on April 6, 1990 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C D T Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and from inception on April 6, 1990 through December 31, 2000, in conformity with generally accepted accounting principles.

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


HJ & Associates, LLC
Salt Lake City, Utah
February 5, 2001

50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461


                           C D T INC.
                 (A Development Stage Company)
                         Balance Sheet


                             ASSETS

                                                      December 31,
                                                          2000

CURRENT ASSETS

 Cash                                                $         70

  Total Current Assets                                         70

  TOTAL ASSETS                                       $         70


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $      3,500
 Due to related party (Note 4)                                100

  Total Current Liabilities                                 3,600

  Total Liabilities                                         3,600

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par value, 25,000,000 shares
  authorized; 2,142,000 shares issued and outstanding       2,142
 Additional paid-in capital                                 5,082
 Deficit accumulated during the development stage         (10,754)

  Total Stockholders' Equity (Deficit)                     (3,530)

  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)
    EQUITY (DEFICIT)                                 $         70




                           C D T INC.
                 (A Development Stage Company)
                    Statements of Operations

                                                                From
                                                             Inception on
                                                               April 6,
                                  For the Years Ended        1990 Through
                                      December 31,            December 31,
                                  2000            1999            2000

REVENUES                     $      -        $      -        $      -

EXPENSES

 General and administrative        7,238           2,297          10,754

 Total Expenses                    7,238           2,297          10,754

LOSS FROM OPERATIONS              (7,238)         (2,297)        (10,754)

NET LOSS                     $    (7,238)    $    (2,297)    $   (10,754)

BASIC LOSS PER SHARE         $     (0.00)    $     (0.00)









                           C D T INC.
                 (A Development Stage Company)
               Statements of Stockholders' Equity
   From Inception on April 6, 1990 through December 31, 2000


                                                                     Deficit
                                                                   Accumulated
                                                        Additional During the
                                         Common Stock     Paid-in  Development
                                       Shares    Amount   Capital     Stage

Balance at inception on April 6, 1990      -     $  -     $  -      $    -

Common stock issued for cash at
 $0.002 per share                     2,120,000    2,120    2,120        -

Common stock issued to directors
 at $0.002 per share                    18,000        18       18        -

Common stock issued for services
 at $0.002 per share                     4,000         4        4        -

Net loss from inception on April 6,
 1990 through December 31, 1995           -         -        -           (914)

Balance, December 31, 1995           2,142,000     2,142    2,142        (914)

Net loss for the year ended
 December 31, 1996                        -         -        -           (135)

Balance, December 31, 1996           2,142,000     2,142    2,142      (1,049)

Net loss for the year ended
 December 31, 1997                        -         -        -            (85)

Balance, December 31, 1997           2,142,000     2,142    2,142      (1,134)

Net loss for the year ended
 December 31, 1998                        -         -        -            (85)

Balance December 31, 1998            2,142,000     2,142    2,142      (1,219)

Net loss for the year ended
 December 31, 1999                        -         -        -         (2,297)

Balance, December 31, 1999           2,142,000     2,142    2,142      (3,516)

Contributed capital                       -         -       2,940        -

Net loss for the year ended
 December 31, 2000                        -         -        -         (7,238)

Balance, December 31, 2000           2,142,000   $ 2,142  $ 5,082   $ (10,754)


                           C D T INC.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                                                      From
                                                                   Inception on
                                                                     April 6,
                                             For the Years Ended   1990 Through
                                                 December 31,      December 31,
                                               2000        1999        2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                                   $ (7,238)   $ (2,297)   $ (10,754)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Common stock issued for services              -           -              44
 Changes in operating assets and
  liabilities:
  Increase in accounts payable                 3,449          51        3,500
  Increase in due to related party               100        -             100

   Net Cash Used by Operating
    Activities                                (3,689)     (2,246)      (7,110)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                     -           -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Net stock offering proceeds                    -           -           4,240
 Contributed capital                           2,940        -           2,940

   Net Cash Provided by Financing
    Activities                                 2,940        -           7,180

INCREASE (DECREASE) IN CASH                     (749)     (2,246)          70

CASH AT BEGINNING OF PERIOD                      819       3,065         -

CASH AT END OF PERIOD                        $    70    $    819      $    70

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

 Taxes                                      $   -       $   -         $  -
 Interest                                   $   -       $   -         $  -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services           $   -       $   -         $    44



                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Organization

  C D T Inc. (the "Company") was organized April 6, 1990 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No.7.

  b.  Provision for Taxes

  At December 31, 2000, the Company had net operating loss carryforwards of approximately $10,700 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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



                           C D T INC.
                 (A Development Stage Company)
                 Notes to Financial Statements
                       December 31, 2000

NOT 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  f.  Basic Loss Per Share

                                       For the Year Ended
                                       December 31, 2000
                             Loss            Shares        Per Share
                           (Numerator)    (Denominator)      Amount
    Net loss               $ (7,238)        2,142,000      $  (0.00)

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

NOTE 3 - COMMON STOCK TRANSACTIONS

  The Company authorized a 2-for-1 forward stock split on July 3, 2000. The stock split is shown retroactively in the financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

  The Company's president has paid out-of-pocket expenses through December 31, 2000 totaling $100. The amount is unsecured, non-interest bearing and is due on demand.




Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
    Robert F. Gallagher      72        President, Chief Executive
                                       Officer and Director
    Frank Zigrossi           53        Vice President and Director
    George S. Whiting        63        Secretary / Treasurer and
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

    Presently, none of the Company's directors are directors of any other "shell" or "blank check" companies or other corporations that are actively pursuing acquisitions or mergers. The following is a summary of the past involvement by management in other shell or blank check companies for the past five years.

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

    The business experience of each of the persons listed above during the past five years is as follows:

    Robert F. Gallagher received a Masters Degree in Social Work and Recreation from the University of California at Berkeley. Presently, and for the past ten years, Mr. Gallagher has been a health care consultant to hospitals and long-term care facilities for Medicare and Medicade. He is also a licensed Clinical Social Worker in Utah and California.

    Frank Zigrossi received a BA Degree in English and Political Science from the University of Utah in 1998. He also received a Masters Degree in English from the University of Utah in 1974. Presently, and for the past 30 years, Mr. Zigrossi has been an English and History teacher in the Salt Lake City School District.

    George S. Whiting graduated from the University of Utah in 1967 with a B.S. Degree in Composite Health, Physical Education and Recreation. Presently, and since 1990, he has been the assistant manager for the Host Marriott at the Salt Lake City Airport. From 1971 to 1990, Mr. Whiting was the owner of Judd's Lounge, Judd's Tall Tales, and Judd's Frontier Club, all located in Salt Lake City.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not been filed on a timely basis and will be submitted to the Commission.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2000 and 1999. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.




Item 11. Security Ownership of Certain Beneficial Owners and
                  Management

    The following table sets forth information, to the best of the Company's knowledge, as of March 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address                   Amount and Nature of         Percent
of Beneficial Owner                Beneficial Ownership        of Class(1)
Robert F. Gallagher*                       200,000                 9.3%
  2714 Pebbleglen Circle
  Salt Lake City, UT 84109
George S. Whiting*                         200,000                 9.3%
  3611 South 805 East #76
  Salt Lake City, UT 84115
Frank Zigrossi*                              1,000                 .05%
  5777 Waterbury
  Salt Lake City, UT 84121
All directors and officers                 401,000                18.7%
  a group (3 persons)

      *   Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 2,150,000 shares of common stock outstanding on March 13, 2001.

Item 12.  Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family

     The Company's officers and directors are subject to the "doctrine of corporate opportunities" only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         *2(i) Articles of Incorporation filed as Exhibit to Form 10-SB.

         *2(ii)     By-Laws filed as Exhibit to Form 10-SB.

         *4         Specimen Stock Certificate filed as Exhibit to
                    Form 10-SB.
          - - - - -
     * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of its registration statement on Form 10-SB and are incorporated herein by reference.

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

Dated:  April 17, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              President and        April 17, 2001
 /S/ Robert F. Gallagher      Director (C.F.O.)
     Robert F. Gallagher


                              Secretary/Treasurer  April 17, 2001
 /S/ George S. Whiting        and Director
     George S. Whiting        (Principal Accounting Officer)