Form 10QSB
period 2001-03-31
CDT INC
filed 2001-05-14
CIK 1103011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ----------    -----------

                        Commission File Number 000-28869

                                    CDT, INC.
        (Exact name of small business issuer as specified in its charter)

                    Nevada                                   87-1411114
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

              1037 East 3300 South #203, Salt Lake City, Utah 84106
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 467-6715

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding as of March 31, 2001
                -----                          --------------------------------
     Common Stock, $.001 par value                         2,150,000


                                                 TABLE OF CONTENTS

Heading                                                                                                    Page
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- March 31, 2000 and December 31, 1999..............................      4

                  Statements of Operations -- three months ended March 31, 2001
                    and 2000..........................................................................      5

                  Statements of Stockholders' Equity (Deficit)........................................      6

                  Statements of Cash Flows -- three months ended March 31, 2001
                    and 2000..........................................................................      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes In Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             SIGNATURES...............................................................................     15

                                                      PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2001, have been prepared by the Company.




                                    CDT, INC.
                          (A Development State Company)

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                                   C D T INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                      ASSETS

                                                                            March 31,               December 31,
                                                                              2001                  2000
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS
   Cash                                                                  $           1,276     $              70
                                                                         -----------------     -----------------

     Total Current Assets                                                            1,276                    70
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $           1,276     $              70
                                                                         =================     =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

CURRENT LIABILITIES

   Due to related party                                                  $             100     $             100
   Account payable                                                                   5,565                 3,500
                                                                         -----------------     -----------------

     Total Current Liabilities                                                       5,665                 3,600
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized: 25,000,000 common
    shares at $0.001 par value; 2,150,000 and 2,142,000
   shares issued and outstanding, respectively                                       2,150                 2,142
   Capital in excess of par value                                                    7,074                 5,082
   Deficit accumulated during the development stage                                (13,613)              (10,754)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                           (4,389)               (3,530)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                  $           1,276     $              70
                                                                         =================     =================

                                                    C D T INC.
                                           (A Development Stage company)
                                             Statements of Operations
                                                    (Unaudited)

                                                                              From
                                                                          Inception on
                                                For the                     April 6,
                                           Three Months Ended             1990 Through
                                               March 31,                    March 31,
                                --------------------------------------
                                       2001               2000                2001
                                ------------------  ------------------  ------------------
REVENUES                        $            -      $           -       $           -

EXPENSES

   General and administrative                2,859               1,812              13,613
                                ------------------  ------------------  ------------------

     Total Expenses                          2,859               1,812              13,613
                                ------------------  ------------------  ------------------

LOSS FROM OPERATIONS                        (2,859)             (1,812)            (13,613)
                                ------------------  ------------------  ------------------

NET LOSS                        $           (2,859) $           (1,812) $          (13,613)
                                ==================  ==================  ==================

BASIC LOSS PER SHARE            $            (0.00) $            (0.00)
                                ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES                                  2,142,329           1,071,000
                                ==================  ==================


                                                            C D T INC.
                                                  (A Development Stage Company)
                                           Statements of Stockholders' Equity (Deficit)
                                      From Inception on April 6, 1990 Through March 31, 2001

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                        Additional         During the
                                                            Common Stock                  Paid-in          Development
                                                 ---------------------------------
                                                      Shares             Amount          Capital              Stage
                                                 ---------------   ---------------   ---------------    ----------------
Balance at inception on April 6, 1990                     -        $        -        $        -         $         -

Common stock issued for cash at
 $0.002 per share                                      2,120,000             2,120             2,120              -

Common stock issued to directors
 at $0.002 per share                                      18,000                18                18              -

Common stock issued for services
 at $0.002 per share                                       4,000                 4                 4              -

Net loss from inception on April 6, 1990
 through December 31, 1995                                -                 -                 -                     (914)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1995                             2,142,000             2,142             2,142                (914)

Net loss for the year ended
 December 31, 1996                                        -                 -                 -                     (135)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1996                             2,142,000             2,142             2,142              (1,049)

Net loss for the year ended
 December 31, 1997                                        -                 -                 -                      (85)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1997                             2,142,000             2,142             2,142              (1,134)

Net loss for the year ended
 December 31, 1998                                        -                 -                 -                      (85)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1998                             2,142,000             2,142             2,142              (1,219)

Net loss for the year ended
 December 31, 1999                                        -                 -                 -                   (2,297)
                                                 ---------------   ----------------  ---------------    ----------------

Balance, December 31, 1999                             2,142,000             2,142             2,142              (3.516)

Contributed capital                                       -                 -                  2,940              -

Net loss for the year ended
 December 31, 2000                                        -                 -                 -                   (7,238)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 2000                             2,142,000   $         2,142   $         5,082    $        (10,754)
                                                 ---------------   ---------------   ---------------    ----------------


                                                            C D T INC.
                                                  (A Development Stage Company)
                                     Statements of Stockholders' Equity (Deficit) (Continued)
                                      From Inception on April 6, 1990 Through March 31, 2001

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                        Additional        During the
                                                            Common Stock                 Paid-in          Development
                                                 ---------------------------------
                                                      Shares             Amount          Capital             Stage
                                                 ---------------   ---------------   ---------------    ----------------
Balance Forward                                        2,142,000   $         2,142   $         5,082    $        (10,754)

Common stock issued for cash at
 $0.25 per share (unaudited)                               8,000                 8             1,992               -

Net loss for the three months ended
 March 31, 2001 (unaudited)                               -                 -                 -                  (2,859)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, March 31, 2001 (unaudited)                    2,150,000   $         2,150   $         7,074    $        (13,613)
                                                 ===============   ===============   ===============    ================

                                                    C D T INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                                                      From
                                                                                                   Inception on
                                                                            For the                April 6,
                                                                   Three Months Ended              1990 Through
                                                                       March 31,                   March 31,
                                                        --------------------------------------
                                                               2001               2000                2001
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                                             $           (2,859) $           (1,812) $          (13,613)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Issuance of stock for services                                 -                   -                       44
   Changes in operating assets and
    liabilities:
     Increase in due to related party                               -                   -                      100
     Increase (decrease) in accounts
       payable                                                       2,065               1,776               5,565
                                                        ------------------  ------------------  ------------------

       Net Cash (Used) by Operating Activities                        (794)                (36)             (7,904)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                         -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

     Net stock offering proceeds                                     2,000              -                    6,240
     Contributed capital                                            -                   -                    2,940
                                                        ------------------  ------------------  ------------------

       Net Cash Provided by Financing
        Activities                                                   2,000              -                    9,180
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                      1,206                                   1,276

CASH AT BEGINNING OF PERIOD                                             70                 819              -
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $            1,276  $              783  $            1,276
                                                        ==================  ==================  ==================

CASH PAYMENTS FOR:

   Income taxes                                         $           -       $           -       $           -
   Interest                                             $           -       $           -       $           -

SCHEDULE OF NON-CASH FINANCING

   Common stock issued for services                     $           -       $           -       $               44

                                   C D T INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      March 31, 2001 and December 31, 2000


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

              b.  Provision for Taxes

              At March 31, 2001, the Company had net operating loss carryforwards of approximately $13,600 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                                   C D T INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Basic Loss Per Share

              The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                               For the Three Months Ended
                                      March 31, 2001
              ---------------------------------------------------------
                    Income              Shares            Per Share
                   (Numerator)         (Denominator)       Amount
              ------------------  ------------------  -----------------

              $           (2,859)          2,142,329  $           (0.00)
              ==================  ==================  =================


                               For the Three Months Ended
                                      March 31, 2000
              ---------------------------------------------------------
                    (Loss)              Shares            Per Share
                   (Numerator)         (Denominator)       Amount
              ------------------  ------------------  -----------------

              $           (1,812)          1,071,000  $           (0.00)
              ==================  ==================  =================

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

                                   C D T INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 3 -      COMMON STOCK TRANSACTIONS

              The Company authorized a 2-for-1 forward stock split on July 3, 2000. The stock split is shown retroactively in the financial statements.

NOTE 4 -      RELATED PARTY TRANSACTIONS

              The Company's  president was paid  out-of-pocket  expenses through
              March  31,  2001   totaling   $100.   The  amount  is   unsecured,
              non-interest bearing, and is due on demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         CDT, Inc. (the "Company") is a development stage company with minimal assets or capital and no significant operations or income since its inception.

         Management believes that the Company requires only nominal capital to maintain the Company's corporate viability. Necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in January 2000, have been paid for by advances from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

         At March 31, 2001 and December 31, 2000, the Company had total assets consisting of cash of $1,276 and $70, respectively. Total liabilities at March 31, 2001 and December 31, 2000 were $5,665 and $3,600, respectively, primarily consisting of accounts payable.

         The Company has not had significant operations or revenues since its inception. For the three months ended March 31, 2001, the Company's total expenses were $2,859 compared to $1,812 for the same 1999 period. The expenses are associated with the filing of the Company's registration statement in 2000 and expenses related to professional fees.

         No revenues are anticipated prior to the Company consummating an acquisition or merger agreement and, during this period of time, the Company anticipates its expenses to be relatively level.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

         During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. In the event the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities.

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

Net Operating Loss

         The Company has accumulated approximately $16,600 of net operating loss carryforwards as of March 31, 2001, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or three month period ended March 31, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                     PART II

Item 1.  Legal Proceedings

         There are presently no other material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities and Use of Proceeds

         During the three month period ended March 31, 2001, the Company issued a total of 8,000 shares of authorized, but previously unissued common stock for $.25 per share or an aggregate of $2,000. In issuing these securities in a private transaction, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The gross proceeds are to be used for the general operating expenses of the Company.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended March 31, 2001.






                                SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CDT, INC.



Date:  May 14, 2001             By:  /S/ ROBERT F. GALLAGHER
                                   ---------------------------------
                                         Robert R. Gallagher
                                         C.E.O., C.F.O., President and Director





Date:  May 14, 2001             By: /S/ GEORGE S. WHITING
                                   --------------------------------
                                         George S. Whiting
                                         Secretary/Treasurer,  and Director
                                         (Principal Accounting
                                          Officer)