Form 10QSB
period 2001-06-30
CDT INC
filed 2001-08-14
CIK 1103011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from            to
                                                    ----------    -----------

                        Commission File Number 000-28869

                                    CDT, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                   87-1411114
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

              1037 East 3300 South #203, Salt Lake City, Utah 84106
              -----------------------------------------------------
                         (Address of principal executive
                                    offices)

Registrant's telephone no., including area code:  (801) 467-6715

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                    Outstanding as of June 30, 2001
         -----------------------------       -------------------------------
         Common Stock, $.001 par value                2,150,000


                                TABLE OF CONTENTS
                                -----------------

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION                                  ----

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- June 30, 2000 and December 31, 1999...............................      4

                  Statements of Operations -- three and six months ended June 30, 2001
                    and 2000..........................................................................      5

                  Statements of Stockholders' Equity (Deficit)........................................      6

                  Statements of Cash Flows -- six months ended June 30, 2001 and 2000.................      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes In Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             SIGNATURES...............................................................................     15

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company.






                                    CDT, INC.
                          (A Development State Company)

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                                   C D T INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                          June 30,  December 31,
                                                            2001        2000
                                                          --------    --------
                                                         (Unaudited)

CURRENT ASSETS

   Cash                                                       $448    $     70
                                                          --------    --------

     Total Current Assets                                      448          70
                                                          --------    --------

     TOTAL ASSETS                                             $448    $     70
                                                          ========    ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Due to related party                                   $   --      $    100
   Account payable                                             500       3,500
                                                          --------    --------

     Total Current Liabilities                                 500       3,600
                                                          --------    --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized: 25,000,000 common
    shares at $0.001 par value; 2,150,000 and 2,142,000
   shares issued and outstanding, respectively               2,150       2,142
   Capital in excess of par value                           20,973      12,582
   Deficit accumulated during the development stage        (23,175)    (18,254)
                                                          --------    --------

     Total Stockholders' Equity (Deficit)                      (52)     (3,530)
                                                          --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                   $    448    $     70
                                                          ========    ========
   The accompanying notes are an integral part of these financial statements.


                                   C D T INC.
                          (A Development Stage company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                From
                                                                                                            Inception on
                                                         For the                     For the                   April 6,
                                                     Three Months Ended          Six Months Ended           1990 Through
                                                         June 30,                    June 30,                 June 30,
                                            -----------------------------   ----------------------------    -----------
                                                    2001          2000         2001             2000              2001
                                                -----------    ----------   -----------    -------------    -----------

REVENUES                                        $      --      $     --     $      --      $        --      $      --

EXPENSES

   General and administrative                         2,062           690         4,921            2,502         23,175
                                                -----------    ----------   -----------    -------------    -----------

     Total Expenses                                   2,062           690         4,921            2,502         23,175
                                                -----------    ----------   -----------    -------------    -----------

LOSS FROM OPERATIONS                                 (2,062)         (690)       (4,921)          (2,502)       (23,175)
                                                -----------    ----------   -----------    -------------    -----------

NET LOSS                                         $   (2,062)   $     (690)   $   (4,921)   $      (2,502)   $   (23,175)
                                                ===========    ==========   ===========    =============    ===========

BASIC LOSS PER SHARE                              $   (0.00)   $    (0.00)   $    (0.00)   $       (0.00)          --
                                                ===========    ==========   ===========    =============    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES                                           2,144,323     2,142,000     2,144,323        2,142,000           --
                                                ===========    ==========   ===========    =============    ===========

   The accompanying notes are an integral part of these financial statements.


                                   C D T INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on April 6, 1990 Through June 30, 2001



                                                                                                Deficit
                                                                                              Accumulated
                                                      Common Stock             Additional      During the
                                               -------------------------        Paid-in       Development
                                                 Shares          Amount         Capital          Stage
                                               ---------       ---------       ---------       ---------

Balance at inception on April 6, 1990               --         $    --         $    --         $    --

Common stock issued for cash at
 $0.002 per share                              2,120,000           2,120           2,120            --

Common stock issued to directors
 at $0.002 per share                              18,000              18              18            --

Common stock issued for services
 at $0.002 per share                               4,000               4               4            --

Net loss from inception on April 6, 1990
 through December 31, 1995                          --              --              --              (914)
                                               ---------       ---------       ---------       ---------

Balance, December 31, 1995                     2,142,000           2,142           2,142            (914)

Net loss for the year ended
 December 31, 1996                                  --              --              --              (135)
                                               ---------       ---------       ---------       ---------

Balance, December 31, 1996                     2,142,000           2,142           2,142          (1,049)

Net loss for the year ended
 December 31, 1997                                  --              --              --               (85)
                                               ---------       ---------       ---------       ---------

Balance, December 31, 1997                     2,142,000           2,142           2,142          (1,134)

Net loss for the year ended
 December 31, 1998                                  --              --              --               (85)
                                               ---------       ---------       ---------       ---------

Balance, December 31, 1998                     2,142,000           2,142           2,142          (1,219)

Contributed capital                                 --              --             7,500            --

Net loss for the year ended
 December 31, 1999                                  --              --              --            (9,797)
                                               ---------       ---------       ---------       ---------

Balance, December 31, 1999                     2,142,000           2,142           9,642         (11,016)

Contributed capital                                 --              --             2,940            --

Net loss for the year ended
 December 31, 2000                                  --              --              --            (7,238)
                                               ---------       ---------       ---------       ---------

Balance, December 31, 2000                     2,142,000       $   2,142       $  12,582       $ (18,254)
                                               ---------       ---------       ---------       ---------

   The accompanying notes are an integral part of these financial statements.


                                   C D T INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on April 6, 1990 Through June 30, 2001



                                                                                    Deficit
                                                                                  Accumulated
                                                     Common Stock      Additional  During the
                                               ---------------------    Paid-in    Development
                                                 Shares      Amount     Capital      Stage
                                               ---------   ---------   ---------   ---------


Balance Forward                                2,142,000   $   2,142   $  12,582   $ (18,254)

Common stock issued for cash at
 $0.25 per share (unaudited)                       8,000           8       1,992        --

Contributed capital                                 --          --         6,399        --

Net loss for the six months ended
 June 30, 2001 (unaudited)                          --          --          --        (4,921)
                                               ---------   ---------   ---------   ---------

Balance, June 30, 2001 (unaudited)             2,150,000   $   2,150   $  20,973   $ (23,175)
                                               =========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.


                                   C D T INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             From
                                                                          Inception on
                                                         For the            April 6,
                                                      Six Months Ended   1990 Through
                                                         June 30,          June 30,
                                                   --------------------    --------
                                                     2001        2000        2001
                                                   --------    --------    --------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                         $(4,921)    $(2,502)   $(23,175)
   Adjustments to reconcile net loss to
    net cash  used by operating activities:
     Issuance of stock for services                    --          --            44
   Changes in operating assets and
     liabilities:
     Increase (decrease) in due to related party       (100)       --          --
     Increase (decrease) in accounts payable         (3,000)       --           500
                                                   --------    --------    --------

       Net Cash (Used) by Operating
        Activities                                   (8,021)     (2,502)    (22,631)
                                                   --------    --------    --------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                            --          --          --
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Net stock offering proceeds                        2,000        --         6,240
   Contributed capital                                6,399       1,725      16,839
                                                   --------    --------    --------

       Net Cash Provided by Financing
        Activities                                    8,399       1,725      23,079
                                                   --------    --------    --------

NET INCREASE (DECREASE) IN CASH                         378        (777)        448

   CASH AT BEGINNING OF PERIOD                           70         819        --
                                                   --------    --------    --------

CASH AT END OF PERIOD                              $    448    $     42    $    448
                                                   ========    ========    ========

CASH PAYMENTS FOR:

   Income taxes                                    $   --      $   --      $   --
   Interest                                        $   --      $   --      $   --

   The accompanying notes are an integral part of these financial statements.

                                   C D T INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2001 and December 31, 2000


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

              b.  Provision for Taxes

              At June 30, 2001, the Company had net operating loss carryforwards of approximately $23,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                                   C D T INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Basic Loss Per Share

              The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                            For the Six Months Ended
                                 June 30, 2001
         ----------------------------------------------------------
               Income              Shares            Per Share
              (Numerator)         (Denominator)       Amount
         ------------------       -------------  -----------------

         $           (4,921)          2,144,323  $           (0.00)
         ==================  ==================  =================


                            For the Six Months Ended
                                 June 30, 2000
         ----------------------------------------------------------

               (Loss)              Shares            Per Share
              (Numerator)         (Denominator)       Amount
         ------------------       -------------  -----------------

         $             (690)          2,142,000  $           (0.00)
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

              The following is a reconciliation of the March 31, 2001 financial statements as originally reported to the restated March 31, 2001 financial statements:

                                                        As Reported        As Adjusted        Difference
                                                   ------------------  -----------------  ------------------

                  Capital in excess of par         $      7,074        $    14,574        $     7,500     (1)

                  Deficit accumulated
                    during development stage       $    (13,613)       $   (21,113)       $    (7,500)    (1)

              (1) Differences represent legal expenses paid by shareholder and treated as contributed capital in the amount of $7,500 on November 29, 1999.

                                   C D T INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2001 and December 31, 2000


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

              The Company issued 8,000 shares of common stock at $0.25 per share on March 16, 2001.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         CDT, Inc. (the "Company") is a development stage company with minimal assets or capital and no significant operations or income since its inception.

         Management believes that the Company requires only nominal capital to maintain the Company's corporate viability. It is anticipated that necessary future funds will most likely be provided by the Company's officers and directors. However, unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in January 2000, were paid for by advances from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

         At June 30, 2001 and December 31, 2000, the Company had total assets consisting of cash of $448 and $70, respectively. Total liabilities at June 30, 2001 and December 31, 2000 were $500 and $3,600, respectively, primarily consisting of accounts payable.

         The Company has not had significant operations or revenues since its inception. For the three and six month periods ended June 30, 2001, the Company's total expenses were $2,062 and $4,921, respectively, compared to $690 and $2,502 for the corresponding 2000 periods. The expenses are associated with the filing of the Company's registration statement in 2000 and continuing professional fees related to preparation of requisite financial statements and periodic and annual filings with the Securities and Exchange Commission.

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

Plan of Operation

         During the next 12 months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. In the event the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities.

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

Net Operating Loss

         The Company has accumulated approximately $23,000 of net operating loss carryforwards as of June 30, 2001, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or six month period ended June 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended June 30, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CDT, INC.



Date:  August 14, 2001         By:  /s/ ROBERT F. GALLAGHER
                                  ---------------------------------
                                        Robert R. Gallagher
                                        C.E.O., C.F.O., President and Director





Date:  August 14, 2001         By:  /s/ GEORGE S. WHITING
                                  --------------------------------
                                        George S. Whiting
                                        Secretary/Treasurer,  and Director
                                       (Principal Accounting
                                        Officer)