Form 10QSB
period 2001-09-30
CDT INC
filed 2001-11-13
CIK 1103011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2001

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
Yes   X   No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                  Outstanding as of September 30, 2001

         Common Stock, $.001 par value                 2,150,000

                                                 TABLE OF CONTENTS

Heading                                                                                                  Page
                                          PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- September 30, 2000 and December 31, 1999..........................      4

                  Statements of Operations -- three and nine months ended
                    September 30, 2001 and 2000.......................................................      5

                  Statements of Stockholders' Equity (Deficit)........................................      6

                  Statements of Cash Flows -- nine months ended September 30, 2001
                    and 2000..........................................................................      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes In Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             SIGNATURES...............................................................................     14

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2001, have been prepared by the Company.




                                    CDT, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000

                                   C D T INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                       2001    2000
                                                                                   --------    --------
                                                                                 (Unaudited)
                                                      ASSETS
CURRENT ASSETS

   Cash                                                                            $     76    $     70
                                                                                   --------    --------

     Total Current Assets                                                                76          70
                                                                                   --------    --------

     TOTAL ASSETS                                                                  $     76    $     70
                                                                                   ========    ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Due to related party                                                            $   --      $    100
   Account payable                                                                    1,000       3,500
                                                                                   --------    --------

     Total Current Liabilities                                                        1,000       3,600
                                                                                   --------    --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized: 25,000,000 common
    shares at $0.001 par value; 2,150,000 and 2,142,000
   shares issued and outstanding, respectively                                        2,150       2,142
   Capital in excess of par value                                                    21,808      12,582
   Deficit accumulated during the development stage                                 (24,882)    (18,254)
                                                                                   --------    --------

     Total Stockholders' Equity (Deficit)                                              (924)     (3,530)
                                                                                   --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                            $     76    $     70
                                                                                   ========    ========

                       See Notes to Financial Statements

                                                            C D T INC.
                                                   (A Development Stage company)
                                                     Statements of Operations
                                                            (Unaudited)
                                                                                                From
                                                                                            Inception on
                                            For the                     For the                April 6,
                                      Three Months Ended           Nine Months Ended        1990 Through
                                         September 30,                September 30,         September 30,
                                --------------------------    --------------------------
                                    2001          2000           2001           2000           2001
                                -----------    -----------    -----------    -----------    -----------
REVENUES                        $      --      $      --      $      --      $      --      $      --

EXPENSES

   General and administrative         1,707          1,122          6,628          3,624         24,882
                                -----------    -----------    -----------    -----------    -----------

     Total Expenses                   1,707          1,122          6,628          3,624         24,882
                                -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                 (1,707)        (1,122)        (6,628)        (3,624)       (24,882)
                                -----------    -----------    -----------    -----------    -----------

NET LOSS                        $    (1,707)   $    (1,122)   $    (6,628)   $    (3,624)   $   (24,882)
                                ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE            $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES                           2,150,000      2,142,000      2,147,502      2,142,000
                                ===========    ===========    ===========    ===========

                       See Notes to Financial Statements

                                   C D T INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on April 6, 1990 Through September 30, 2001

                                                                                Deficit
                                                                               Accumulated
                                                                   Additional  During the
                                               Common Stock         Paid-In    Development
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

                       See Notes to Financial Statements

                                   C D T INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on April 6, 1990 Through September 30, 2001

                                                                              Deficit
                                                                              Accumulated
                                                                  Additional  During the
                                              Common Stock         Paid-In    Development
                                           Shares       Amount     Capital      Stage
                                          ---------   ---------   ---------   ---------
Balance Forward                           2,142,000   $   2,142   $  12,582   $ (18,254)

Common stock issued for cash at
 $0.25 per share (unaudited)                  8,000           8       1,992        --

Contributed capital (unaudited)                --          --         7,234        --

Net loss for the nine months ended
 September 30, 2001 (unaudited)                --          --          --        (6,628)
                                          ---------   ---------   ---------   ---------

Balance, September 30, 2001 (unaudited)   2,150,000   $   2,150   $  21,808   $ (24,882)
                                          =========   =========   =========   =========

                       See Notes to Financial Statements

                                   C D T INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              From
                                                                          Inception on
                                                           For the           April 6,
                                                      Nine Months Ended   1990 Through
                                                        September 30,     September 30,
                                                     2001        2000        2001
                                                   --------    --------    --------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                                        $ (6,628)   $ (3,624)   $(24,882)
   Adjustments to reconcile net loss to
    net cash  used by operating activities:
     Issuance of stock for services                    --          --            44
   Changes in operating assets and
     liabilities:
     Increase (decrease) in due to related party       (100)       --          --
     Increase (decrease) in accounts payable         (2,500)        463       1,000
                                                   --------    --------    --------

       Net Cash (Used) by Operating
        Activities                                   (9,228)     (3,161)    (23,838)
                                                   --------    --------    --------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                            --          --          --
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Net stock offering proceeds                        2,000        --         6,240
   Contributed capital                                7,234       2,348      17,674
                                                   --------    --------    --------

       Net Cash Provided by Financing
        Activities                                    9,234       2,348      23,914
                                                   --------    --------    --------

NET INCREASE (DECREASE) IN CASH                           6        (813)         76

   CASH AT BEGINNING OF PERIOD                           70         819        --
                                                   --------    --------    --------

CASH AT END OF PERIOD                              $     76    $      6    $     76
                                                   ========    ========    ========

CASH PAYMENTS FOR:

   Income taxes                                    $   --      $   --      $   --
   Interest                                        $   --      $   --      $   --

                       See Notes to Financial Statements

                                   C D T INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

         At September 30, 2001 and December 31, 2000, the Company had total assets consisting of cash of $76 and $70, respectively. Total liabilities at September 30, 2001 and December 31, 2000 were $1,000 and $3,600, respectively, primarily consisting of accounts payable.

         The Company has not had significant operations or revenues since its inception. For the three and nine month periods ended September 30, 2001, the Company's total expenses were $1,707 and $6,628, respectively, compared to $1,122 and $3,624 for the corresponding 2000 periods. The expenses are associated with the filing of the Company's registration statement in 2000 and continuing professional fees related to preparation of requisite financial statements and periodic and annual filings with the Securities and Exchange Commission.

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

Net Operating Loss

         The Company has accumulated approximately $23,000 of net operating loss carryforwards as of September 30, 2001, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or nine month period ended September 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended September 30, 2001.






                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CDT, INC.



Date:  November 13, 2001          By: /S/ ROBERT F. GALLAGHER
                                      -----------------------
                                          Robert R. Gallagher
                                          C.E.O., C.F.O., President and Director





Date:  November 13, 2001          By: /S/ GEORGE S. WHITING
                                      ---------------------
                                          George S. Whiting
                                          Secretary/Treasurer,  and Director
                                                (Principal Accounting Officer)